Form 10-K/A
period 1998-12-31
DLJ COMMERCIAL MORT CORP COMM MORT PASS THR CER SER 1998-CG1
filed 1999-12-21
CIK 1064358

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                  Amendment 1

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

     Yes   X          No ___



This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1999, on behalf of DLJ Commercial Mortgage Corp. Mortgage Pass - Through Certificates Series 1998 -CG1 Trust established pursuant to a Pooling and Servicing Agreement among DLJ COMMERCIAL MORTGAGE CORP., as Depositor, GE CAPITAL LOAN SERVICES, INC., as Servicer, MIDLAND LOAN SERVICES, INC., as Special Servicer, and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION as Trustee and REMIC Administrator, pursuant to which the DLJ Commercial Mortgage Corp. Mortgage Pass - Through Certificates Series 1998-CG1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   GE Capital, as Servicer <F1>
                     b)   Midland Loan Services, Inc. as Special Servicer <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   GE Capital, as Servicer <F1>
                     b)   Midland Loan Services, Inc. as Special Servicer <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   GE Capital, as Servicer <F1>
                     b)   Midland Loan Services, Inc. as Special Servicer <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

            (b) On October 19, 1998, November 24, 1998, and December 24, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

 DLJ Commercial Mortgage Corp.
 Mortgage Pass-Through Certificates
Series  1998-CG1      Trust

Signed:   Norwest Bank Minnesota, N.A.,  as Trustee

By:   Sherri J. Sharps,  Vice President
By:  /s/  Sherri J. Sharps,  Vice President

Dated:  December 15, 1999



Exhibit Index

Exhibit No.


99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

          a) GE Capital, as Servicer <F1>
          b) Midland Loan Services, Inc. as Special Servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

          a) GE Capital, as Servicer <F1>
          b) Midland Loan Services, Inc. as Special Servicer <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

          a) GE Capital, as Servicer <F1>
          b) Midland Loan Services, Inc. as Special Servicer <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.